Form 10-K
period 2008-12-31
Fifth Third Auto Trust 2008-1
filed 2009-03-30
CIK 1413035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333–144316–01

(Commission file number of Issuing Entity)

FIFTH THIRD AUTO TRUST 2008-1

(Exact name of Issuing Entity as specified in its charter)

FIFTH THIRD HOLDINGS FUNDING, LLC

(Exact name of Depositor as specified in its charter)

FIFTH THIRD BANK

(Exact name of Sponsor as specified in its charter)

Delaware	35-2301537
(State or other jurisdiction of incorporation or organization of Depositor)	(I.R.S. Employer Identification No. of Depositor)

1701 Golf Road Tower 1, 9th Floor Rolling Meadows, Illinois	60008
(Address of principal executive offices of Depositor)	(Zip Code)

(847) 354-7341

(Depositor’s Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non–voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

None

Documents incorporated by reference:

See Exhibit Index

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

(E)	Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9A(T). Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10–K.

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) Not Applicable.

(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10–K.

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of Fifth Third Bank, an Ohio banking corporation (“Ohio Bank”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Ohio Originator”), in its capacity as sponsor (the “Sponsor”), in its capacity as servicer (the “Servicer”) and in its capacity as administrator (the “Administrator”) of Fifth Third Auto Trust 2008-1 (the “Issuing Entity”)), Fifth Third Bank, a Michigan banking corporation (“Michigan Bank”) (in its capacity as an originator contemplated by Item 1110(b) of Regulation AB (the “Michigan Originator”)), Fifth Third Holdings, LLC, as seller (the “Seller”), Fifth Third Holdings Funding, LLC (the “Depositor”) Wilmington Trust Company (the “Owner Trustee”), The Bank of New York Mellon f/k/a The Bank of New York (the “Indenture Trustee”), Credit Suisse International (the “Swap Counterparty”) or the Issuing Entity, or of which any property of the foregoing is subject, that are material to holders of the asset-backed notes (the “Notes”) or asset-backed certificates (the “Certificates”), and no such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulations AB has been omitted from this report on Form 10-K in reliance on the instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10–K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10–K. None of the Servicing Assessment Reports prepared by the Servicer or the Indenture Trustee, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party, except as set forth in the following paragraph.

The Report on Assessment and the Attestation Report for The Bank of New York Mellon, in its capacity as Indenture Trustee, have identified one material instance of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to The Bank of New York Mellon, which is described in Schedule A thereto. To the knowledge of the Issuing Entity, the material instance of noncompliance did not relate to any asset-backed securities issued by the Issuing Entity.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statements is attached as Exhibit 35.1 to this Form 10–K.

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF

THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIFTH THIRD AUTO TRUST 2008-1

By: Fifth Third Bank, an Ohio banking corporation,

By:	/s/ Jeffery A. Ficke
Name:	Jeffery A. Ficke
Title:	Senior Vice President
(senior officer in charge of servicing function)

Date: March 30, 2009

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
Exhibit 3.1	Certificate of Formation of Fifth Third Holdings Funding, LLC (“FTH Funding”) (filed as Exhibit 3.1 to Form S-3 of FTH Funding on July 3, 2007).*

Exhibit 3.2	Limited Liability Company Agreement of FTH Funding (filed as Exhibit 3.2 to Form S-3 of FTH Funding on July 3, 2007).*

Exhibit 4.1	Indenture, dated as of March 31, 2008, between Fifth Third Auto Trust 2008-1 (the “Issuer”) and The Bank of New York Mellon f/k/a The Bank of New York, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.1	Sale and Servicing Agreement, dated as of March 31, 2008, among Issuer, FTH Funding, Fifth Third Bank, an Ohio banking corporation, (“Ohio Bank”) and the Indenture Trustee (filed as Exhibit 10.1 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.2	Purchase Agreement, dated as of March 31, 2008, between Fifth Third Holdings, LLC (“FTH”) and FTH Funding (filed as Exhibit 10.2 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.3	Receivables Sale Agreement, dated as of Mach 31, 2008, between Ohio Bank and FTH (filed as Exhibit 10.3 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.4	Receivables Sale Agreement, dated as of March 31, 2008, between Fifth Third Bank, a Michigan banking corporation, (filed as Exhibit 10.4 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.5	ISDA Master Agreement, dated as of March 31, 2008, between Issuer and Credit Suisse International (the “Swap Counterparty”) (filed as Exhibit 10.5 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.6	Schedule to ISDA Master Agreement, dated as of March 31, 2008, between the Issuer and the Swap Counterparty (filed as Exhibit 10.6 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.7	Credit Support Annex to Schedule to the ISDA Master Agreement, dated as of March 31, 2008, between the Issuer and the Swap Counterparty (filed as Exhibit 10.7 to Form 8-K of FTH Funding on April 4, 2008).*

Exhibit 10.8	Class A-2-B Swap Transaction Confirmation, dated as of March 31, 2008, between the Issuer and the Swap Counterparty (filed as Exhibit 10. 8 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.9	Class A-4-B Swap Transaction Confirmation, dated as of March 31, 2008, between the Issuer and the Swap Counterparty (filed as Exhibit 10.9 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.10	Administration Agreement, dated as of March 31, 2008, among the Issuer, Ohio Bank as administrator, and the Indenture Trustee (filed as Exhibit 10.10 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 10.11	Amended and Restated Trust Agreement, dated as of March 31, 2008, between FTH Funding and Wilmington Trust Company, not in its individual capacity but solely as owner trustee for the Issuer, (filed as Exhibit 10.11 to Form 8-K of FTH Funding on April 4, 2008). *

Exhibit 31.1	Certification of the senior officer in charge of the servicing function of the Ohio Bank, as Servicer, pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of the Ohio Bank, as Servicer, and for the period March 31, 2008 through December 31, 2008.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of the Indenture Trustee, for the period January 1, 2008 through December 31, 2008.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte & Touche LLP, on behalf of the Ohio Bank, as Servicer, for the period March 31, 2008 through December 31, 2008.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of the Indenture Trustee, for the period January 1, 2008 through December 31, 2008.

Exhibit 35.1	Servicer Compliance Statement of the Ohio Bank.

*	Incorporated by reference.